Form 10-K
period 2013-03-28
COMM 2013-CCRE6 Mortgage Trust
filed 2014-03-28
CIK 1566140

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2013

                                     or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period to _______________ from _______________



   Commission file number of issuing entity: 333-184376-02

   COMM 2013-CCRE6 Mortgage Trust
   (Exact name of issuing entity as specified in its Charter)

   Deutsche Mortgage & Asset Receiving Corporation
   (Exact name of depositor as specified in its Charter)

   German American Capital Corporation
   Cantor Commercial Real Estate Lending, L.P.
   (Exact names of the sponsors as specified in their Charters)


                                                   46-2101515
                                                   46-2521065
                                                   46-2532128
   New York                                        46-6738179
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                  Identification No.)


   c/o Deutsche Bank Trust Company Americas
       as Certificate Administrator
       1761 East St. Andrew Place
       Santa Ana CA                                92705
   (Address of principal executive offices)        (Zip Code)


   Registrant's telephone number, including area code: (212) 250-2500


   Securities registered pursuant to Section 12(b) of the Act:

     None.


   Securities registered pursuant to Section 12(g) of the Act:

     None.


   Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

     Yes ___  No X


   Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

     Yes ___  No X


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes X   No ___


   Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
   S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

     Not Applicable.


   Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Not applicable.


   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

     Large accelerated filer ___
     Accelerated Filer ___
     Non-accelerated Filer X (Do not Check if a smaller reporting company) Smaller reporting company ___


   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

     Yes ___  No X


   State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter.

     Not Applicable.


   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Not Applicable.


   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Not Applicable.


   DOCUMENTS INCORPORATED BY REFERENCE

   List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24,
   1980).

     Not applicable.


   EXPLANATORY NOTES

   The Larkspur Landing Hotel Portfolio Mortgage Loan, which constituted approximately 5.3% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Larkspur Landing Hotel Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Larkspur Landing Hotel Portfolio Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as
   Exhibit 4.1 to this Annual Report on Form 10-K.

   The Exhibit Index describes exhibits provided by certain parties (in their capacity indicated on the Exhibit Index) with respect to the Moffett Towers Mortgage Loan and the 540 West Madison Street Mortgage Loan, which constituted approximately 8.0% and 6.7%, respectively, of the asset pool of the issuing entity as of its cut-off date. The Moffett Towers Mortgage
   Loan and the 540 West Madison Street Mortgage Loan are assets of the issuing entity and (i) the Moffett Towers Mortgage Loan is part of a loan combination that includes the Moffett Towers Mortgage Loan Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity and
   (ii) the 540 West Madison Street Mortgage Loan is part of a loan combination that includes the 540 West Madison Street Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each of these loan combinations were securitized in the COMM 2013-LC6 Mortgage Trust transaction, Commission File Number 333-184376-01. (the "COMM 2013-LC6 Transaction"). These loan combinations, including the Moffett Towers Mortgage Loan and the 540 West Madison Street Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2013-LC6 Transaction, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

   Wells Fargo Bank, National Association ("Wells Fargo") is the master servicer and special servicer of the loans serviced under the Pooling and Servicing Agreement, the primary servicer and special servicer of the Larkspur Landing Hotel Portfolio Mortgage Loan and the trustee, certificate administrator and custodian of the Moffett Towers Mortgage Loan and 540 West Madison Mortgage Loan. Thus, Wells Fargo is a "servicer," as defined in Item 1108(a)(iii) of Regulation AB, with respect to these mortgage loans because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Wells Fargo in the capacities described above are listed in the Exhibit Index.

   Midland Loan Services, a Division of PNC Bank, National Association ("Midland") is the special servicer of the Moffett Towers Mortgage Loan and the 540 West Madison Street Mortgage Loan, which in the aggregate constituted 14.7% of the asset pool of the issuing entity as of its cut-off date. Thus, Midland is a "servicer," as defined in Item 1108(a)(iii) of Regulation AB, with respect to the Moffett Towers Mortgage Loan and the 540 West Madison Street Mortgage Loan because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Midland in the capacities described above are listed in the
   Exhibit Index

   Rialto Capital Advisors, LLC ("Rialto") is the special servicer of the Moffett Towers Mortgage Loan and the 540 West Madison Street Mortgage Loan, which in the aggregate constituted 14.7% of the asset pool of the issuing entity as of its cut-off date. Thus, Rialto is a "servicer," as defined in
   Item 1108(a)(iii) of Regulation AB, with respect to the Moffett Towers Mortgage Loan and the 540 West Madison Street Mortgage Loan because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Rialto in the capacities described above are listed in the Exhibit Index.

   U. S. Bank National Association acts as Trustee of the issuing entity. Pursuant to the Pooling and Servicing Agreement, the Trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, the Trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there was no servicing criteria applicable to the Trustee, as was the case during the reporting period covered by this Annual Report on Form 10-K. As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the Trustee. The assessment of compliance with applicable servicing criteria of the Master Servicer covers Item 1122(d)(2)(iii) of Regulation AB.

   This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountant's attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of "servicer" set forth in Item 1101(j), these vendors are "servicers" for the purposes of Item 1122. See Manual of Publicly Available Telephone Interpretations, Section 3, Item 1101(j).


                                  PART I

   ITEM 1.    Business.

              Omitted.


   ITEM 1A.   Risk Factors.

              Omitted.


   ITEM 1B.   Unresolved Staff Comments.

              None.


   ITEM 2.    Properties.

              Omitted.


   ITEM 3.    Legal Proceedings.

              Omitted.


   ITEM 4.    Mine Safety Disclosures.

              Not Applicable.



                                  PART II

   ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

              Omitted.

   ITEM 6.    Selected Financial Data.

              Omitted.

   ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

              Omitted.

   ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk.

              Omitted.

   ITEM 8.    Financial Statements and Supplementary Data.

              Omitted.

   ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

              Omitted.

   ITEM 9A.   Controls and Procedures.

              Omitted.

   ITEM 9B.   Other Information.

              None.


                                  PART III

   ITEM 10.   Directors, Executive Officers and Corporate Governance.

              Omitted.


   ITEM 11.   Executive Compensation.

              Omitted.


   ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

              Omitted.


   ITEM 13.   Certain Relationships and Related Transactions, and
              Director Independence.

              Omitted.


   ITEM 14.   Principal Accounting Fees and Services.

              Omitted.



              ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


   Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

   No single obligor represents 10% or more of the pool assets held by the issuing entity.


   Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider
   Information.

   No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.


   Item 1115(b) of Regulation AB, Certain Derivative Instruments
   (Financial Incorporation).

   No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.


   Item 1117 of Regulation AB, Legal Proceedings.

   The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.


   Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

   The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on March 7, 2013 pursuant to Rule 424(b)(5).


   Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

   The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under
   Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

   The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Moffett Towers Mortgage Loan and 540 West Madison Street Mortgage Loan are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the COMM 2013-LC6 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the COMM 2013-LC6 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

   The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by National Tax Search, LLC (the "2013 NTS Assessment") for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criterion described in Item 1122(d)(2)(vii) of Regulation AB. The 2013 NTS Assessment is attached to this Form 10-K as Exhibit 33.6. The material instances of noncompliance disclosed in the 2013 NTS Assessment are as follows:

   Material Instances of Noncompliance by the National Tax Search

      1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days Specificied (sic) in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specificied (sic) in transaction agreements.

               Noncompliance
               During the reporting period, certain reconciliations were not completed within 30 calendar days after the bank statement cutoff date. Certain reconciling items lacked proper explanations and were not resolved within 90 day (sic) calendar days of their original identification.

               Remediation
               Management corrected the timeliness of reconciliations within the Period and Plante Moran auditors have reviewed, under an agreed-upon procedures engagement, the compliance with the servicing criteria of section 1122(d)(2)(vii), attributes
               B & D, as defined above, as of January 31, 2014, noting no matters of concern.

      In the first quarter of 2014 Management will also complete installation of a Treasury Workstation system, which allows for the automation of daily reconciliation allowing for review and research throughout the month instead of the days after a bank statement cutoff date. This daily reconciliation will be accompanied by proper explanation of all reconciling items. Management will review any items that require resolution and reporting will provide aging of items at 30, 45 and 60 day levels to prevent exceeding the 90 calendar day requirement.


   Item 1123 of Regulation AB, Servicer Compliance Statement.

   The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.


                                   PART IV

   ITEM 15. Exhibits, Financial Statement Schedules.

   (a) The following is a list of documents filed as a part of this annual report on Form 10-K:

        (1) Not Applicable

        (2) Not Applicable

        (3) See below


  4.1 Pooling and Servicing Agreement, dated as of March 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Wells Fargo Bank National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K filed on March 7, 2013 and incorporated by reference herein).

  4.2 Pooling and Servicing Agreement, dated as of January 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on February 5, 2014 in connection with the COMM 2013-LC6 Transaction and incorporated by reference herein).


   31   Rule 13a-14(d)/15d-14(d) Certification.


   33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

        33.1  Wells Fargo Bank, National Association, as Master Servicer

        33.2 Wells Fargo Bank, National Association, as Special Servicer (see Exhibit 33.1)

        33.3 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian

        33.4  Park Bridge Lender Services LLC, as Operating Advisor

        33.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

        33.6  National Tax Search, LLC, as Servicing Function Participant

        33.7 Wells Fargo Bank, National Association, as Primary Servicer of the Larkspur Landing Hotel Portfolio Mortgage Loan
              (see Exhibit 33.1)

        33.8 Wells Fargo Bank, National Association, as Special Servicer of the Larkspur Landing Hotel Portfolio Mortgage Loan
              (see Exhibit 33.1)

        33.9 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Larkspur Landing Hotel Portfolio Mortgage Loan (see Exhibit 33.3)

        33.10 Park Bridge Lender Services LLC, as Operating Advisor of the Larkspur Landing Hotel Portfolio Mortgage Loan (see Exhibit 33.4)

        33.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Larkspur Landing Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

        33.12 National Tax Search, LLC, as Servicing Function Participant of the Larkspur Landing Hotel Portfolio Mortgage Loan
              (see Exhibit 33.6)

        33.13 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers Mortgage Loan

        33.14 Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers Mortgage Loan

        33.15 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Moffett Towers Mortgage Loan

        33.16 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Mortgage Loan

        33.17 Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers Mortgage Loan (see Exhibit 33.4)

        33.18 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 540 West Madison Street Mortgage Loan (see Exhibit 33.13)

        33.19 Rialto Capital Advisors, LLC, as Special Servicer of the 540 West Madison Street Mortgage Loan (see Exhibit 33.14)

        33.20 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 540 West Madison Street Mortgage Loan
              (see Exhibit 33.15)

        33.21 Wells Fargo Bank, National Association, as Custodian of the 540 West Madison Street Mortgage Loan (see Exhibit 33.16)

        33.22 Park Bridge Lender Services LLC, as Operating Advisor of the 540 West Madison Street Mortgage Loan (see Exhibit 33.4)


   34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

        34.1  Wells Fargo Bank, National Association, as Master Servicer

        34.2 Wells Fargo Bank, National Association, as Special Servicer (see Exhibit 34.1)

        34.3 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian

        34.4  Park Bridge Lender Services LLC, as Operating Advisor

        34.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

        34.6  National Tax Search, LLC, as Servicing Function Participant

        34.7 Wells Fargo Bank, National Association, as Primary Servicer of. the Larkspur Landing Hotel Portfolio Mortgage Loan
              (see Exhibit 34.1)

        34.8 Wells Fargo Bank, National Association, as Special Servicer of the Larkspur Landing Hotel Portfolio Mortgage Loan
              (see Exhibit 34.1)

        34.9 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Larkspur Landing Hotel Portfolio Mortgage Loan (see Exhibit 34.3)

        34.10 Park Bridge Lender Services LLC, as Operating Advisor of the Larkspur Landing Hotel Portfolio Mortgage Loan (see Exhibit 34.4)

        34.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Larkspur Landing Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

        34.12 National Tax Search, LLC, as Servicing Function Participant of the Larkspur Landing Hotel Portfolio Mortgage Loan
              (see Exhibit 34.6)

        34.13 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers Mortgage Loan

        34.14 Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers Mortgage Loan

        34.15 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Moffett Towers Mortgage Loan

        34.16 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Mortgage Loan

        34.17 Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers Mortgage Loan (see Exhibit 34.4)

        34.18 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 540 West Madison Street Mortgage Loan (see Exhibit 34.13)

        34.19 Rialto Capital Advisors, LLC, as Special Servicer of the 540 West Madison Street Mortgage Loan (see Exhibit 34.14)

        34.20 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 540 West Madison Street Mortgage Loan
              (see Exhibit 34.15)

        34.21 Wells Fargo Bank, National Association, as Custodian of the 540 West Madison Street Mortgage Loan (see Exhibit 34.16)

        34.22 Park Bridge Lender Services LLC, as Operating Advisor of the 540 West Madison Street Mortgage Loan (see Exhibit 34.4)


   35   Servicer compliance statement.

        35.1  Wells Fargo Bank, National Association, as Master Servicer

        35.2  Wells Fargo Bank, National Association, as Special Servicer

        35.3  Deutsche Bank Trust Company Americas, as Certificate Administrator

        35.4 Wells Fargo Bank, National Association, as Primary Servicer of the Larkspur Landing Hotel Portfolio (see Exhibit 35.1)

        35.5 Wells Fargo Bank, National Association, as Special Servicer of the Larkspur Landing Hotel Portfolio (see Exhibit 35.2)

        35.6 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Larkspur Landing Hotel Portfolio (see Exhibit 35.3)

        35.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers Mortgage Loan

        35.8 Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers Mortgage Loan

        35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the Moffett Towers Mortgage Loan

        35.10 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 540 West Madison Street Mortgage Loan (see Exhibit 35.7)

        35.11 Rialto Capital Advisors, LLC, as Special Servicer of the 540 West Madison Street Mortgage Loan (see Exhibit 35.8)

        35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the 540 West Madison Street Mortgage Loan


 99.1 Mortgage Loan Purchase Agreement, dated as of March 7, 2013, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on March 7, 2013 and incorporated by reference herein).

 99.2 Mortgage Loan Purchase Agreement, dated as of March 7, 2013, between Deutsche Mortgage & Asset Receiving Corporation and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on March 7, 2013 and incorporated by reference herein).


   (b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

   (c)  Not Applicable.



                                    SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Deutsche Mortgage & Asset Receiving Corporation
   (Depositor)




   /s/ Helaine M. Kaplan
   Helaine M. Kaplan, President
   (senior officer in charge of securitization of the depositor)


   Date:   March 28, 2014




   /s/ Natalie D. Grainger
   Natalie D. Grainger, Vice President


   Date:   March 28, 2014



   EXHIBIT INDEX

   Exhibit No.


  4.1 Pooling and Servicing Agreement, dated as of March 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Wells Fargo Bank National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K filed on March 7, 2013 and incorporated by reference herein).

  4.2 Pooling and Servicing Agreement, dated as of January 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on February 5, 2014 in connection with the COMM 2013-LC6 Transaction and incorporated by reference herein).


   31   Rule 13a-14(d)/15d-14(d) Certification.


   33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

        33.1  Wells Fargo Bank, National Association, as Master Servicer

        33.2 Wells Fargo Bank, National Association, as Special Servicer (see Exhibit 33.1)

        33.3 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian

        33.4  Park Bridge Lender Services LLC, as Operating Advisor

        33.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

        33.6  National Tax Search, LLC, as Servicing Function Participant

        33.7 Wells Fargo Bank, National Association, as Primary Servicer of the Larkspur Landing Hotel Portfolio Mortgage Loan
              (see Exhibit 33.1)

        33.8 Wells Fargo Bank, National Association, as Special Servicer of the Larkspur Landing Hotel Portfolio Mortgage Loan
              (see Exhibit 33.1)

        33.9 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Larkspur Landing Hotel Portfolio Mortgage Loan (see Exhibit 33.3)

        33.10 Park Bridge Lender Services LLC, as Operating Advisor of the Larkspur Landing Hotel Portfolio Mortgage Loan (see Exhibit 33.4)

        33.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Larkspur Landing Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

        33.12 National Tax Search, LLC, as Servicing Function Participant of the Larkspur Landing Hotel Portfolio Mortgage Loan
              (see Exhibit 33.6)

        33.13 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers Mortgage Loan

        33.14 Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers Mortgage Loan

        33.15 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Moffett Towers Mortgage Loan

        33.16 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Mortgage Loan

        33.17 Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers Mortgage Loan (see Exhibit 33.4)

        33.18 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 540 West Madison Street Mortgage Loan (see Exhibit 33.13)

        33.19 Rialto Capital Advisors, LLC, as Special Servicer of the 540 West Madison Street Mortgage Loan (see Exhibit 33.14)

        33.20 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 540 West Madison Street Mortgage Loan
              (see Exhibit 33.15)

        33.21 Wells Fargo Bank, National Association, as Custodian of the 540 West Madison Street Mortgage Loan (see Exhibit 33.16)

        33.22 Park Bridge Lender Services LLC, as Operating Advisor of the 540 West Madison Street Mortgage Loan (see Exhibit 33.4)


   34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

        34.1  Wells Fargo Bank, National Association, as Master Servicer

        34.2 Wells Fargo Bank, National Association, as Special Servicer (see Exhibit 34.1)

        34.3 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian

        34.4  Park Bridge Lender Services LLC, as Operating Advisor

        34.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

        34.6  National Tax Search, LLC, as Servicing Function Participant

        34.7 Wells Fargo Bank, National Association, as Primary Servicer of. the Larkspur Landing Hotel Portfolio Mortgage Loan
              (see Exhibit 34.1)

        34.8 Wells Fargo Bank, National Association, as Special Servicer of the Larkspur Landing Hotel Portfolio Mortgage Loan
              (see Exhibit 34.1)

        34.9 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Larkspur Landing Hotel Portfolio Mortgage Loan (see Exhibit 34.3)

        34.10 Park Bridge Lender Services LLC, as Operating Advisor of the Larkspur Landing Hotel Portfolio Mortgage Loan (see Exhibit 34.4)

        34.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Larkspur Landing Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

        34.12 National Tax Search, LLC, as Servicing Function Participant of the Larkspur Landing Hotel Portfolio Mortgage Loan
              (see Exhibit 34.6)

        34.13 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers Mortgage Loan

        34.14 Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers Mortgage Loan

        34.15 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Moffett Towers Mortgage Loan

        34.16 Wells Fargo Bank, National Association, as Custodian of the Moffett Towers Mortgage Loan

        34.17 Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers Mortgage Loan (see Exhibit 34.4)

        34.18 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 540 West Madison Street Mortgage Loan (see Exhibit 34.13)

        34.19 Rialto Capital Advisors, LLC, as Special Servicer of the 540 West Madison Street Mortgage Loan (see Exhibit 34.14)

        34.20 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 540 West Madison Street Mortgage Loan
              (see Exhibit 34.15)

        34.21 Wells Fargo Bank, National Association, as Custodian of the 540 West Madison Street Mortgage Loan (see Exhibit 34.16)

        34.22 Park Bridge Lender Services LLC, as Operating Advisor of the 540 West Madison Street Mortgage Loan (see Exhibit 34.4)


   35   Servicer compliance statement.

        35.1  Wells Fargo Bank, National Association, as Master Servicer

        35.2  Wells Fargo Bank, National Association, as Special Servicer

        35.3  Deutsche Bank Trust Company Americas, as Certificate Administrator

        35.4 Wells Fargo Bank, National Association, as Primary Servicer of the Larkspur Landing Hotel Portfolio (see Exhibit 35.1)

        35.5 Wells Fargo Bank, National Association, as Special Servicer of the Larkspur Landing Hotel Portfolio (see Exhibit 35.2)

        35.6 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Larkspur Landing Hotel Portfolio (see Exhibit 35.3)

        35.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Towers Mortgage Loan

        35.8 Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers Mortgage Loan

        35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the Moffett Towers Mortgage Loan

        35.10 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 540 West Madison Street Mortgage Loan (see Exhibit 35.7)

        35.11 Rialto Capital Advisors, LLC, as Special Servicer of the 540 West Madison Street Mortgage Loan (see Exhibit 35.8)

        35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the 540 West Madison Street Mortgage Loan


 99.1 Mortgage Loan Purchase Agreement, dated as of March 7, 2013, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on March 7, 2013 and incorporated by reference herein).

 99.2 Mortgage Loan Purchase Agreement, dated as of March 7, 2013, between Deutsche Mortgage & Asset Receiving Corporation and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on March 7, 2013 and incorporated by reference herein).